Form 10-K
period 2020-12-31
BANK 2019-BNK18
filed 2021-03-17
CIK 1774962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Not applicable.

EXPLANATORY NOTES

The Alhambra Mortgage Loan, the 350 Bush Street Mortgage Loan, the Ford Factory Mortgage Loan, the Newport Corporate Center Mortgage Loan, the 9201 West Sunset Boulevard Mortgage Loan, the Central Tower Mortgage Loan and the Westin Atlanta Airport Mortgage Loan, which constituted approximately 9.6%, 9.6%, 9.2%, 7.1%, 6.8%, 6.1% and 4.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Alhambra Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 350 Bush Street Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Ford Factory Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Newport Corporate Center Mortgage Loan, three other pari passu loans and ten subordinate companion loans, each of which are not assets of the issuing entity, (e) with respect to the 9201 West Sunset Boulevard Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (f) with respect to the Central Tower Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (g) with respect to the Westin Atlanta Airport Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including The Alhambra Mortgage Loan, the 350 Bush Street Mortgage Loan, the Ford Factory Mortgage Loan, the Newport Corporate Center Mortgage Loan, the 9201 West Sunset Boulevard Mortgage Loan, the Central Tower Mortgage Loan and the Westin Atlanta Airport Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Great Wolf Lodge Southern California Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the master servicer and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Great Wolf Lodge Southern California Mortgage Loan and the ILPT Hawaii Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 and the ILPT Hawaii Portfolio Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the ILPT Hawaii Portfolio Mortgage Loan and the Great Wolf Lodge Southern California Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the ILPT Hawaii Portfolio Mortgage Loan, the Great Wolf Lodge Southern California Mortgage Loan and the Newport Corporate Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the ILPT Hawaii Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan and the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020 and Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the ILPT Hawaii Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.45      National Tax Search, LLC, as Servicing Function Participant of the 9201 West Sunset Boulevard Mortgage Loan (see Exhibit 33.10)

33.46      Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Mortgage Loan (see Exhibit 33.1)

33.47      Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Mortgage Loan (see Exhibit 33.3)

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

33.62      Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63      Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.7)

33.64      Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan

33.65      Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.1)

33.66      Rialto Capital Advisors, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 (See Exhibit 33.3)

33.67      Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020 (see Exhibit 33.33)

33.68      Wilmington Trust, National Association, as Trustee of the Great Wolf Lodge Southern California Mortgage Loan (Omitted. See Explanatory Notes.)

33.69      Wells Fargo Bank, National Association, as Custodian of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.7)

33.70      Park Bridge Lender Services LLC, as Operating Advisor of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.64)

33.71      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.9)

33.72      National Tax Search, LLC, as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.10)

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

34.45      National Tax Search, LLC, as Servicing Function Participant of the 9201 West Sunset Boulevard Mortgage Loan (see Exhibit 34.10)

34.46      Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Mortgage Loan (see Exhibit 34.1)

34.47      Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Mortgage Loan (see Exhibit 34.3)

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

34.62      Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63      Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.7)

34.64      Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan

34.65      Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.1)

34.66      Rialto Capital Advisors, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 (see Exhibit 34.3)

34.67      Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020 (see Exhibit 34.33)

34.68      Wilmington Trust, National Association, as Trustee of the Great Wolf Lodge Southern California Mortgage Loan (Omitted. See Explanatory Notes.)

34.69      Wells Fargo Bank, National Association, as Custodian of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.7)

34.70      Park Bridge Lender Services LLC, as Operating Advisor of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.64)

34.71      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.9)

34.72      National Tax Search, LLC, as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.10)

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

35.13      Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the 9201 West Sunset Boulevard Mortgage Loan (see Exhibit 35.1)

35.15      Rialto Capital Advisors, LLC, as Special Servicer of the 9201 West Sunset Boulevard Mortgage Loan (see Exhibit 35.3)

35.16      Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Mortgage Loan (see Exhibit 35.1)

35.17      Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Mortgage Loan (see Exhibit 35.3)

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

35.21      Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 35.3)

35.22      Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 35.1)

35.23      Rialto Capital Advisors, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 (see Exhibit 35.3)

35.24      Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 17, 2021